Form 10KSB
period 2004-12-31
Riverbend Holdings, Inc.
filed 2005-04-13
CIK 1302672

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50941

RIVERBEND HOLDINGS, INC.
(Exact Name of Registrant as specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-1475952 (IRS Employer Identification No.)

826 Barracks Street New Orleans, Louisiana (Address of Principal Executive Offices)	70116 (Zip Code)

Registrant’s Telephone Number, including area code:   (504) 524-2433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Registrant’s revenues for its most recent fiscal year: $0

At March 29, 2005, 100 shares of common stock, $.001 par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $0.

Documents Incorporated by Reference:

None

Page 1 of 19 pages	Exhibits are indexed on page 9

PART I

            This Form 10-KSB is being filed in connection with the Spin-Off and Contribution pursuant to which Riverbend Telecom, Inc. (“Riverbend”), a public reporting company pursuant to the Securities Exchange Act of 1934, transferred all of its assets, liabilities and other obligations to a newly created, wholly–owned subsidiary, Riverbend Holdings, Inc. (“Riverbend Holdings”), in consideration for Riverbend Holdings common stock.  Following the transfer of assets, liabilities and other obligations of Riverbend to Riverbend Holdings and on the effective date of the Contribution, Riverbend distributed all of the shares of common stock of Riverbend Holdings to all then-existing Riverbend stockholders as of the record date of the special meeting held in connection with the approval of the Contribution by Riverbend stockholders.  Then-existing holders of Riverbend common stock received one share of Riverbend Holdings common stock for every one share of Riverbend common stock they held.  Riverbend stockholders were not required either to pay anything for the Riverbend Holdings shares or to surrender any of their Riverbend shares.

            In this annual report the terms “Riverbend Holdings,” “Company,” “we,” “us” and “our” refer to Riverbend Holdings, Inc.  We refer to our $.001 par value common stock as common stock.  This annual report incorporates information by reference to the Definitive Proxy Statement filed by Riverbend Telecom, Inc. with the Securities and Exchange Commission on March 17, 2005 (the “Proxy Statement”).  The information incorporated by reference, as described in the Proxy Statement, concerning the former business of Riverbend prior to the Spin-Off and Contribution applies equally to the business of Riverbend Holdings, in light of the fact that Riverbend Holdings assumed all of the assets, liabilities and other obligations of Riverbend pursuant to the terms of the Spin-Off, Contribution and related agreements.  The Spin-Off and Contribution closed on March 30, 2005.  Riverbend Holdings was incorporated on May 20, 2004 and prior to the transfer of assets and liabilities, had not conducted any operations other than those related to organizational matters and filing a registration statement on Form 10-SB as required in contemplation of the Spin-Off.

FORWARD-LOOKING STATEMENTS

            This annual report and the items incorporated by reference contain certain forward-looking statements and information relating to Riverbend Holdings that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  Such forward-looking statements are principally contained in and include, without limitation, Riverbend Holdings’ possible or assumed future results from operations.  In addition, in portions of the annual report and incorporated items, the words “anticipate,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions, as they relate to Riverbend Holdings or its management, are intended to specifically identify forward-looking statements.  Such statements reflect the current views of Riverbend Holdings with respect to future events and are subject to certain risks, uncertainties, and assumptions, including the risk factors incorporated by reference.  In addition to factors described elsewhere in this annual report and incorporated by reference, Riverbend Holdings specifically cautions that risk factors could cause actual results to differ materially from those expressed in any forward-looking statement.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Item 1.   DESCRIPTION OF BUSINESS

Recent Developments

            On March 30, 2005, Riverbend Holdings entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) with Riverbend, its parent corporation, pursuant to which Riverbend transferred all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for 2,046,567 shares of our “restricted” common stock.  Immediately following this transaction, Riverbend distributed all of our common stock then held (2,046,667) to the existing four (4) Riverbend shareholders (the “Spin-Off), on a pro rata basis, one share of our common stock for each Riverbend share held by the shareholders.  Riverbend Holdings was recently formed for the purpose of effecting the reorganization of Riverbend and the subsequent distribution of all of our common stock to Riverbend’s shareholders.

            As a result of the Spin-Off, the telecommunications business of Riverbend is now carried on by us.  Our current officers and directors are the former officers and directors of Riverbend and are now responsible for the continued operation of the telecommunications business formerly conducted by Riverbend.

            The Spin-Off was approved by our board of directors at a special meeting held on March 30, 2005.

Other Information

            The additional information required by this item is contained in the Proxy Statement under the sections “Summary Term Sheet - The Parties,” “Risk Factors - Risks Relating to Riverbend Holdings’ Future Business,” “Proposal Two - The Riverbend Spin-Off and Distribution,” “Business of Riverbend Prior to Spin-Off and Contribution and Riverbend Holdings Following Spin-Off and Contribution,” “Riverbend Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Management of Riverbend Holdings Following the Spin-Off and Contribution” and such sections are incorporated herein by reference.

Item 2.   DESCRIPTION OF PROPERTY

            Our address is 826 Barracks Street, New Orleans, Louisiana 70116.  Our telephone number is (504) 524-2433.  This space consists of the home-office of our President and Treasurer, Leon Nowalsky.  We utilize the office under a verbal agreement where we do not pay rent or reimburse Mr. Nowalsky for the minimal expenses incurred.

Item 3.   LEGAL PROCEEDINGS

            We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our stockholders.

PART II

Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            The information required by this item is contained under the section “Market Price Information” of the Proxy Statement and such section is incorporated herein by reference.  There is currently no public trading market in the Riverbend Holdings common stock and none is anticipated to develop in the future.  Following the distribution of the Riverbend Holdings shares to then-existing Riverbend stockholders, there will be approximately 4 holders of record of Riverbend Holdings common stock.

Recent Sales of Unregistered Securities

            We did not sell any unregistered equity securities during the period covered by this report.  However, on March 30, 2005, we issued an aggregate of 2,046,567 shares of our common stock to Riverbend in exchange for all of the assets, liabilities and obligations of Riverbend.  We relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

Item 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is contained under the section “Riverbend Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Proxy Statement and Riverbend Telecom’s December 31, 2004 10-KSB and such sections are incorporated herein by reference.

            The Management’s Discussion and Analysis section incorporated herein by reference contains forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of such terms or other comparable terminology.  These statements are only predictions.  In evaluating these statements, you should specifically consider various factors, including the risks outlined within.  These factors may cause our actual results to differ materially from any forward-looking statement.

            Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You are cautioned against attributing undue certainty to management’s assessments.  We will update material information as may be necessary to make the required statements, in the light of the circumstances under which they are made, not misleading.

Item 7.   FINANCIAL STATEMENTS

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

Item 8A.   CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, he concluded that our disclosure controls and procedures are effective in enabling us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by Riverbend Holdings in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by Riverbend Holdings in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   OTHER INFORMATION

            Not Applicable

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

            The information required by this item is contained under the section “Management of Riverbend Holdings Following the Spin-Off and Contribution” of the Proxy Statement and such section is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

            Under the federal securities laws, our 10% stockholders, directors and officers are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership.  Specific dates for such reporting have been established by the SEC and Riverbend Holdings is required to report any failure to file by the established dates during fiscal year 2004.  Based upon a review of our records during the fiscal year ended December 31, 2004, the following persons failed to timely report on Form 3 their initial beneficial ownership: (i) Leon Nowalsky, our president, treasurer and a director, failed to report his initial beneficial ownership (0 shares); and (ii) Roy Greenberg, our secretary and a director, failed to report his initial beneficial ownership (0 shares).  Form 3s reporting their ownership were filed on March 25, 2005.  To our knowledge, no other reports were required to be filed under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

            Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  Our code of Ethics is attached as Exhibit 14 to this annual report.  We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Leon Nowalsky at 826 Barracks Street, New Orleans, Louisiana 70116.

Item 10.   EXECUTIVE COMPENSATION

Executive Officer Compensation

            Leon Nowalsky, the President and Treasurer of Riverbend Holdings, and Roy Greenberg, the Secretary of Riverbend Holdings, do not currently receive any salary or other form of compensation from Riverbend Holdings.  Mr. Nowalsky and Dr. Greenberg devote as much time to the business of Riverbend Holdings as is necessary and do not expect to receive any compensation from Riverbend Holdings with respect to their positions until such time as Riverbend Holdings generates sufficient revenue.

Director Compensation

            Our directors do not currently and have never received any compensation for serving as directors to date.  However, we may adopt a plan of reasonable compensation for our directors, which may include grants of options.  We intend to reimburse any of our non-employee directors, should we ever have any, for all direct expenses incurred by them in attending a board of director meeting and any committee meeting on which they serve.

Employment Agreements

            Riverbend Holdings does not have employment agreements with either Mr. Nowalsky or Dr. Greenberg.  Riverbend Holdings may enter into employment agreements with these individuals when and if it begins to generate sufficient revenue, and may also grant them options.

Stock Option Plan

            Riverbend Holdings has no currently outstanding options issued to any person, including its officers and directors.  Riverbend Holdings may issue options in the future and may seek shareholder approval to adopt an employee stock option plan.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this item is contained under the section “Security Ownership of Certain Beneficial Owners and Management of Riverbend Prior to Spin-Off and Contribution and Riverbend Holdings Following Spin-Off and Contribution” of the Proxy Statement and such section is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

            We have not authorized for issuance any securities pursuant to equity compensation plans.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            As described elsewhere in this report, Riverbend Holdings’ offices, located at 826 Barracks Street, New Orleans, Louisiana, occupy the home-office of Leon Nowalsky.  Mr. Nowalsky allows Riverbend Holdings to use the space as its headquarters rent-free.

Item 13.   EXHIBITS

(a)	Exhibits:

	2.1	Riverbend Telecom, Inc. Preliminary Proxy Statement and attached Appendices (1)
	2.2	Riverbend Telecom, Inc. Amended Preliminary Proxy Statement and attached Appendices (2)
-9-
	2.3	Riverbend Telecom, Inc. Amended Preliminary Proxy Statement and attached Appendices (3)
	2.4	Riverbend Telecom, Inc. Definitive Proxy Statement and attached Appendices (4)
	3.1	Form of Articles of Incorporation of Riverbend Holdings, Inc.(1)
	3.2	Form of By-laws of Riverbend Holdings, Inc.(1)
	4.1	Specimen Common Share Certificate(1)
	10.1	Contribution Agreement dated July 14, 2004(4)
	10.2	Letter Agreement dated August 5, 2004(4)
	10.3	Agreement and Plan of Reorganization between Riverbend Telecom, Inc. and Riverbend Holdings, Inc. dated March 30, 2005(5)
	14	Code of Ethics
	31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)	Document previously filed with the U.S. Securities and Exchange Commission on September 13, 2004 as an exhibit to the Company’s Form 10-SB and incorporated herein by reference.
(2)	Document previously filed with the U.S. Securities and Exchange Commission on January 18, 2005 as an exhibit to the Company’s Form 10-SB/A and incorporated herein by reference.
(3)	Document previously filed with the U.S. Securities and Exchange Commission on March 1, 2005 as an exhibit to the Company’s Form 10-SB/A and incorporated herein by reference.
(4)	Document previously filed with the U.S. Securities and Exchange Commission on March 17, 2005 as an exhibit to the Company’s Form 10-SB/A and incorporated herein by reference.
(5)	Document previously filed with the U.S. Securities and Exchange Commission on April 1, 2005 as an exhibit to the Company’s form 8-K and incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Riverbend Holdings was incorporated on May 20, 2004 and filed a registration statement on Form 10-SB on September 15, 2004 to become a public reporting company under the Securities Exchange Act of 1934.  Since inception, Coulter & Justus, P.C., Riverbend Holdings’ independent auditors have not billed any fees for professional services to Riverbend Holdings.  Instead, all fees have been billed to Riverbend Telecom, Inc.  Following the Spin-Off and Contribution, Riverbend Holdings will be responsible for paying for professional services rendered by Coulter & Justus, P.C.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND HOLDINGS, INC.

Date: April 13, 2005	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer
(Principal Executive and Financial Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Nowalsky Leon Nowalsky	President, Treasurer and Director (Principal Executive and Financial Officer)	April 13, 2005

/s/ Roy Greenberg Roy Greenberg	Secretary and Director	April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Riverbend Holdings, Inc.

We have audited the accompanying balance sheet of Riverbend Holdings, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the period from May 20, 2004 (inception) through December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Riverbend Holdings, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and its cash flows for the period from May 20, 2004 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
March 29, 2005

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET - - - - - - - December 31, 2004

ASSETS

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-

Stockholders’ Equity
Preferred Stock; $.001 par value; 25,000,000 shares authorized; zero issued	-
Common Stock; $.001 par value; 50,000,000 shares authorized; 100 issued	-
Additional paid-in capital	5,566
Deficit accumulated during the development stage	(5,566)

Total Stockholders’ Equity	-

Total Liabilities and Stockholders’ Equity	$-

See accompanying Notes to Financial Statements.

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS - - - - - - - - - - - - For the period from May 20, 2004 (inception) through December 31, 2004

Revenues	$-

Cost of revenues	-

Gross profit	-

Operating expenses:
General and administrative	5,566

Net loss	$(5,566)

Weighted average number of shares outstanding	100

Loss per share – basic and fully diluted	$(55.66)

See accompanying Notes to Financial Statements.

RIVERBEND HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
- - - - - - - - - - - - - - - - -
For the period from May 20, 2004 (inception) through December 31, 2004

	Common Shares		Additional
	Shares	Amount	Paid-in Capital	Deficit	Total

Common stock issued for payment of organization costs by Riverbend Telecom, Inc.		-	$5,566		$5,566

Net loss for the period from inception to December 31, 2004				$(5,566)	(5,566)

Balance as of December 31, 2004	100	-	$5,566	$(5,566)	-

See accompanying Notes to Financial Statements.

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS - - - - - - - - - - - - For the Period from May 20, 2004 (inception) through December 31, 2004

Cash Flows from Operating Activities
Net loss	$(5,566)
Additional paid-in capital issued for stockholder payment of organization cost	5,566
Adjustments to reconcile net loss to net cash provided by operating activities	-

Net Cash Provided by Operating Activities	-

Net Increase (Decrease) in Cash	-

Cash at beginning of period	-

Cash at end of period	$-

See accompanying Notes to Financial Statements.

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS - - - - - - - - - - - - - - - For the Period from May 20, 2004 (inception) through December 31, 2004

1)	Summary of significant accounting policies

            This summary of accounting policies for Riverbend Holdings, Inc., a wholly-owned subsidiary of Riverbend Telecom, Inc., is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a)

Organization and basis of presentation
 Riverbend Holdings, Inc. (“Holdings”) was incorporated under the laws of the State of Colorado on May 20, 2004.  The Company is a wholly-owned subsidiary of Riverbend Telecom, Inc. (“Riverbend”), a development stage company organized to market as an independent sales agent telecommunication services for carriers and resellers of telecommunication services.

Holdings was formed to effectuate the reorganization of Riverbend and the subsequent distribution of all of Holdings common stock to Riverbend’s stockholders immediately prior to Riverbend’s purchase of United Check Services, LLC . On March 30, 2005, Riverbend transferred its assets, liabilities and other obligations to Holdings in consideration for 2,046,567 shares of Holdings common stock.  In addition, Riverbend then distributed all of the Holdings common stock to the then existing four Riverbend stockholders on a pro rata basis, one share of Holdings common stock for each Riverbend share held by the stockholders.

As a result of the spin-off, the telecommunications business of Riverbend is now carried on by Holdings and Riverbend does not have any further ownership interest in Holdings.

Riverbend Holdings’ policy is to prepare its financial statements on the accrual basis of accounting with a fiscal year end of December 31st.

b)

Nature of business
 As described above, effective March 30, 2005, Riverbend Holdings assumed the telecommunications operations of Riverbend Telecom.  These operations include marketing as an independent sales agent telecommunication services for carriers and resellers of local and long distance telephone, and prepaid calling card, data and internet services.  The Company will enter into contracts with various telecommunication carriers and resellers that will provide for an ongoing commission stream to the Company for local, long distance, data and internet usage generated by each of the customers that the Company is responsible for providing to the carriers and resellers.

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS - - - - - - - - - - - - - - - For the Period from May 20, 2004 (inception) through December 31, 2004

1)	Summary of significant accounting policies (continued)

c)

Use of estimates
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d)

Income taxes
 Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

e)

Earnings (loss) per share
 Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the period ended December 31, 2004.

2)	Income Taxes

            The Company has no provisions for current or deferred income taxes for the period ended December 31, 2004.

            Under the asset and tax liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The tax effects of temporary differences that give rise to the deferred tax assets as of December 31 are as follows:

RIVERBEND HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS - - - - - - - - - - - - - - - For the Period from May 20, 2004 (inception) through December 31, 2004

2)	Income Taxes (continued)

Deferred tax assets:

Organizational costs	$835
Less: Valuation allowance	(835)

$0

            A valuation allowance is required for those deferred tax assets that are not likely to be realized.  Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available.  Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets.

            A reconciliation of income tax benefit with the amount of tax benefit computed by applying the federal statutory rate to pre-tax loss follows:

Pre-tax loss	$(5,566)

Tax benefit a statutory rate	(1,892)	34%
Tax bracket	1,057	(19)%
Valuation allowance	835	(15)%

Total income taxes	$0	0%