Form 10QSB
period 2005-03-31
Riverbend Holdings, Inc.
filed 2005-06-14
CIK 1302672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 000-50941

RIVERBEND HOLDINGS, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1475952 (IRS Employer Identification No.)

826 Barracks Street New Orleans, Louisiana 70116 (Address of Principal Executive Offices)	(504) 524-2433 (Issuer’s Telephone Number)

__________________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,046,667 shares as of June 6, 2005

       Transitional Small Business Disclosure Format (check one):

Yes           No    X

RIVERBEND TELECOM, INC.
FORM 10-QSB
March 31, 2005

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERBEND HOLDINGS, INC. CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2005 Unaudited	December 31, 2004 (Note 1)

Current Assets
Cash	$19,479	$22,285
Accrued phone commissions	9,475	7,043
Receivable – real estate commissions	1,043	1,010
Due from United Check Services, LLC	35,000	40,000
Inventory	91	91

Total Current Assets	65,088	70,429

Receivable – real estate commissions	13,291	13,479

Total Assets	$78,379	$83,908

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$93,061	$57,668
Accrued Expenses	1,638	596
Note Payable to Stockholder	5,000	5,000

	99,699	63,264

Stockholders’ Equity
Preferred Stock; $.001 par value; 25,000,000 shares authorized; zero issued	-	-
Common Stock; $.001 par value; 50,000,000 shares authorized; 2,046,667 issued	2,047	2,047
Additional paid-in capital	55,051	55,051
Retained Deficit	(78,418)	(36,454)

Total Stockholders’ (Deficit) Equity	(21,320)	20,644

Total Liabilities and Stockholders’ (Deficit) Equity	$78,379	$83,908

See accompanying Notes to Condensed Financial Statements.

RIVERBEND HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31,
	2005	2004

Revenues	$14,027	$9,049
Cost of revenues	2,662	3,607

Gross profit	11,365	5,442

Operating expenses:
General and administrative	53,329	26,438

Net loss	$(41,964)	$(20,996)

Weighted average number of shares outstanding	2,046,667	2,046,667

Loss per share basic and fully diluted	$(0.02)	$(0.01)

See accompanying Notes to Condensed Financial Statements.

RIVERBEND HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(41,964)	$(20,996)
Receivable from United Check Services, LLC	5,000	-
Adjustments to reconcile net loss to net cash (used) provided in operating activities
(Increase) Decrease in accrued phone commissions	(2,432)	16,806
Decrease in receivable – real estate commission	155	193
Increase in accounts payable	35,393	21,061
Increase (Decrease) in accrued expenses	1,042	(10,899)

Net Cash (Used) Provided in Operating Activities	(2,806)	6,165

Net (Decrease) Increase in Cash	(2,806)	6,165

Cash at beginning of period	22,285	36,080

Cash at end of period	$19,479	$42,245

See accompanying Notes to Condensed Financial Statements.

RIVERBEND HOLDINGS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited March 31, 2005

1) Basis of presentation

The Company markets telecommunications services for carriers and resellers of telecommunications services.

On May 20, 2004, Riverbend Holdings, Inc. (“Holdings” or “the Company”) was incorporated in the State of Colorado as a subsidiary of Riverbend Telecom, Inc. (“Telecom”) to effect the spinoff of Telecom to its shareholders.

On March 30, 2005, Holdings entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) with Telecom pursuant to which Telecom transferred all of its assets, liabilities and other obligations to Holdings in consideration for 2,046,567 shares of Holdings’ common stock. Immediately following this transaction, Telecom distributed all of Holdings’ common stock then held (2,046,667 shares) to the existing Telecom stockholders, on a pro-rata basis.  Shareholders of Telecom received one share of Holdings’ common stock for each share of Telecom held on the record date.

Due to the relative significance of Holdings to Telecom, Holdings is the divesting entity and treated as the “accounting successor” to Telecom for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs.

The accompanying unaudited condensed financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Consequently, they do not include all disclosures required under accounting principles generally accepted in the United States of America for complete financial statements.

The interim condensed unaudited financial statements should be read in conjunction with the audited financial statements of Telecom, and accompanying notes, for the year ended December 31, 2004, contained in Telecom’s annual report filed on Form 10-KSB.  The Form 10-KSB includes information with respect to the Company’s significant accounting and financial reporting policies and other pertinent information.  The Company believes that all adjustments of a normal recurring nature that are necessary for fair presentation of the results of interim periods presented in this report have been made.  The results of operations for the interim periods are not necessarily indicative of results of the entire year.

RIVERBEND HOLDINGS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited March 31, 2005

1) Basis of presentation (continued)

The balance sheet at December 31, 2004 has been derived from audited consolidated financial statements of Telecom, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America.

For the periods ended December 31, 2004 and prior, the Company was in the development stage. In 2005 the Company redirected its attention to the routine, ongoing activities of the Company.

2) Income taxes

The Company has not recorded any income tax expense or benefit for the three months ended March 31, 2005 and 2004. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because of the uncertain nature of realization.

3) Loss per share

The Company follows Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128).  Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or awards to issue common stock were exercised or converted into common shares. Diluted earnings (loss) per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. There are no potentially dilutive stock options, awards or stock appreciation rights outstanding for the periods presented.

4) Related party transactions

For the three months ended March 31, 2005 and 2004, the Company earned $8,421 and $1,785, respectively, from an assignment of commission revenues from Mr. Nowalsky’s wife. The assignment agreement provides that as consideration for Riverbend’s management of the agent business developed by Mr. Nowalsky’s wife, Riverbend will receive one-third of all commissions Mr. Nowalsky’s wife is entitled to receive from the use of telecommunication services by end-users sold by her or her network of subagents.  The assignment agreement is for an initial term of five years and may be extended by mutual agreement for two additional five-year periods.

Item 2.

RIVERBEND HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

            This Form 10-QSB for the quarter ended March 31, 2005 contains forward-looking statements, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the telecommunications industry and the impact of governmental regulation.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to generate revenues and achieve market acceptance;
•	Our ability to keep pace with rapid technological change;
•	Our ability to retain and attract experienced and knowledgeable personnel;
•	Our ability to enter into agreements with service providers and sub-agents;
•	Our ability to market the services we offer; and
•	Our ability to compete in the telecommunications industry.

            In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to Riverbend, our business or our management, are intended to identify forward-looking statements.

            Riverbend Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Executive Summary

            On March 30, 2005, Riverbend Holdings entered into an Agreement and Plan of Reorganization (the “Spin-Off Agreement”) with Riverbend Telecom, Inc. (“Telecom”), its parent corporation, pursuant to which Telecom transferred all of its assets, liabilities and other obligations to Riverbend Holdings in consideration for 2,046,567 shares of the Riverbend Holdings’ “restricted” common stock.  Immediately following this transaction, Telecom distributed all of the Riverbend Holdings’ common stock then held (2,046,667) to the existing four (4) Telecom shareholders (the “Spin-Off), on a pro rata basis, one share of the Riverbend Holdings’ common stock for each Telecom share held by the shareholders.  Riverbend Holdings was recently formed for the purpose of effecting the reorganization of Telecom and the subsequent distribution of all of Riverbend Holdings’ common stock to Telecom’s shareholders.

            As a result of the Spin-Off, the telecommunications business of Telecom is now carried on by Riverbend Holdings.  Additionally, the current officers and directors of Riverbend Holdings are the former officers and directors of Telecom and are now responsible for the continued operation of the telecommunications business, formerly conducted by Telecom. Accordingly, the financial statements included in this 10-QSB reflect the telecommunications business of Telecom prior to its spin-off of those operations to Holdings.

            The Spin-Off was approved by Riverbend Holdings’ board of directors at a special meeting held on March 30, 2005.

            Holding’s telecommunications business includes marketing, on a limited basis, local, long distance, and prepaid calling card telecommunication services to residential customers and small to medium sized businesses in Louisiana. The Company functions as an independent sales agent offering the products and services of carriers and resellers to customers on a retail basis.  In addition, Holdings provides management services to other independent sub-agents who sell telecommunication services.  Since the inception of Telecom, Holdings’ predecessor company, in August 2001, Holdings has marketed local and long distance telephone services for one primary reseller, BCN.  Additionally, Holdings has provided management services under a five year assignment agreement, which may be extended for two additional five year periods, to one independent sub-agent, who is the majority stockholder’s (Mr. Nowalsky) wife.

            Holdings is one of many companies with whom BCN enters into marketing relationships. Pursuant to the agreement, BCN is responsible for all credit checks, bad debt, collection costs and billing costs.  Our commissions are paid on billed revenues regardless of whether end-users pay their invoices to BCN. Consequently, we suffer no charge backs or usage on accounts that are delinquent in payment or written off as bad debt. However, any commissions paid on delinquent accounts that are not eventually collected will, at the discretion of BCN, be subject to deduction against future commission payments.  Our agreement with BCN is through August 2005 although it can be terminated by BCN upon thirty (30) days notice.  If the agreement is terminated by BCN for reasons other than a material breach by Holdings, we are entitled to residual commissions that survive the termination of the agreement provided that the monthly commissionable revenue level, which consists of revenues billed by BCN to customers solicited by Holdings on behalf of BCN, remains greater than $500.

            The majority, 60% for the first three months of 2005, of Holdings’ revenues are generated from providing management services to Mr. Nowalsky’s wife. These services included managing the network of sub-agents developed by Mr. Nowalsky’s wife. As consideration for its management services, Holdings receives one-third of commissions received by Mr. Nowalsky’s wife. For the first three months of 2004, 20% of Holdings’ revenues were generated from providing management services to Mr. Nowalsky’s wife.

            Additionally, 37% of Holdings’ revenues for the first three months of 2005 were generated from recurring commissions earned on the usage of each of the customers that the Company was responsible for providing to BCN.  The commission percentages earned varies and is based on the telecommunication services provided to the customers by BCN.  For the first three months of 2004, 78% of Holdings’ revenues were earned from commissions paid by BCN.

            Since 2002, commission revenues earned from BCN have decreased as a percentage of total revenues, exclusive of a one-time commission bonus from BCN in 2003.  The percentage has gone from 90%, or $50,700, in 2002 to 37%, or $5,147, for the first three months of 2005.

The decline is due in large part to Holdings no longer receiving commissions on the usage by employees of a company that was purchased by BCN.

            We anticipate that in the short-term the revenues earned from Mr. Nowalsky’s wife will continue to increase as a percentage of total revenues, due in large part to her growing network of sub-agents.  Conversely, commission revenues earned from BCN will probably decrease as a percentage of total revenues.  This trend is anticipated until such time as Holdings recruits more sub-agents to sell BCN services, the current sub-agents increase their volume of business, and/or Holdings becomes an independent sub-agent for other resellers and carriers, including those that offer services in addition to those offered by BCN.

            In 2004 and for the first three months of 2005, Holdings’ board of directors, management and professional consultants spent considerable time on the details of the Spin-Off Agreement between Holdings and Telecom, and on the subsequent reorganization of Telecom. With the completion of the spin-off and reorganization, focus can be turned to growing the telecommunications business of Holdings.

Results of Operations

            In this section we provide more detailed information about our operating results and changes in financial position.  This section should be read in conjunction with the financial statements and related notes in this Form 10-QSB.

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004.

            Holdings’ revenues for the three months ended March 31, 2005 were $14,027 compared to $9,049 for the same period last year.  The $4,978 favorable variance is attributable to a $6,636 increase in commission income from Mr. Nowalsky’s wife, partially offset by a $1,778 decrease in commission income from BCN.  The lower commission income earned from BCN is mainly attributable to one sub-agent.  The Company’s commission income earned from sales by this sub-agent decreased by $1,507 in the first quarter of 2005 from the same period last year.

            Holdings’ cost of revenues for the three months ended March 31, 2005 were $2,662 compared to $3,607 for the same period last year.  The $945 favorable variance is due primarily to a reduction in commission expense related to the decreased BCN commission revenues.

            Holdings’ general and administrative expenses for the three months ended March 31, 2005 were $53,329 as compared to $26,438 for the same period last year.  The $26,891 increase is attributable to increased legal and accounting fees.

Liquidity and Capital Resources

            At March 31, 2005, Holdings had $19,479 in cash and a $34,611 working capital deficit as compared to $22,285 in cash and a $7,165 working capital surplus at December 31, 2004.  The $41,776 decrease in working capital is due mainly to a $35,393 increase in accounts payable and a $5,000 decrease in a receivable from United Check Service, LLC.  The increase in accounts payable is mainly attributable to increased legal and accounting fees, related to the Spin-Off Agreement described under Executive Summary, and to higher accounting fees related to year-end reporting obligations under the Exchange Act.  The $5,000 decrease in the receivable from United relates to United agreeing to pay $35,000, and not the $40,000 that was originally estimated to be paid. The $35,000 will reimburse Holdings for a portion of the expenses related to Telecom’s reorganization with United.

            We believe that Holdings can satisfy its cash requirements, which we estimate to be approximately $125,000, for the next twelve (12) months with cash on hand, collection of the $35,000 receivable from United, through commission revenue from current and future customer accounts and, if necessary, capital contributions from the majority stockholder.  However, there are no assurances that any of these potential funding sources will be available.  If the overall outcome of the various uncertainties affecting us as described in this report is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all

            The majority stockholder, President and Treasurer, Mr. Leon Nowalsky, has contributed capital to Holdings previously.  In connection with the formation of Holding’s predecessor company, Riverbend Telecom, he assigned to Telecom the current and future rights to receive real estate commissions in connection with a November 5, 1991 lease agreement for real property located in Texas.  Mr. Nowalsky acquired the rights in August 2001 by paying $17,000 to a real estate broker who was entitled to receive as lease commissions 3% of the base monthly rental payable monthly over the primary term of the lease, which is through May 2, 2012, and any extensions thereof.  While such lease commission revenues are not an integral part of our business plan, the commission payments provide us with additional revenue to help pay our operating costs.  For the three months ended March 31, 2005 and 2004, lease commission revenues were $469 and $743, respectively.

            In addition, Mr. Nowalsky loaned Telecom $5,000 in August 2002.  The funds were used for working capital needs.  The loan is unsecured and it earns interest at a rate of 5%.  As of March 31, 2005, we have incurred $658 in interest expense payable to Mr. Nowalsky.

            There are no present arrangements for the majority stockholder to make capital contributions. However, as indicated above, the majority stockholder is willing to consider additional contributions if it becomes necessary.

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our principal executive officer and financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005 in accordance with Rule 13a-15 under the Exchange Act.  Based on his evaluation, he concluded that our disclosure controls and procedures are effective in enabling us to:

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

            (b)     Changes in internal control over financing reporting

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 30, 2005, Riverbend Holdings issued an aggregate of 2,046,567 shares of its common stock to Telecom in exchange for all of the assets, liabilities and obligations of Telecom.  Riverbend Holdings relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBEND TELECOM, INC.

Date: June 14, 2005	By: /s/ LEON NOWALSKY
Leon Nowalsky
President and Treasurer